Form 10QSB
period 1996-03-31
PRISM GROUP INC /FL/
filed 1996-05-16
CIK 856981

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

[   ]    TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For Quarterly Period Ended March 31, 1996
                           Commission File No. 0-19987

                                PRISM GROUP INC.

        (Exact name of small business issuer as specified in its charter)

                               Florida 65-0143407
              (State or other jurisdiction of I.R.S. (IRS Employer
           incorporation or organization Number) Identification No.)

              15530 Woodinville-Redmond Road, Woodinville, WA 98072
                    (Address of principal executive offices)

                                  206/881-1609
                           (Issuer's telephone number)

Securities registered pursuant to Section 12 (g) of the Act:

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

                APPLICABLE ONLY TO issuers INVOLVED IN BANKRUPTCY

                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes No__

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 984,057 Transitional Small Business Disclosure Format (check one); Yes__ No X

                            1 of a Total of 14 Pages

                                           PART I - FINANCIAL INFORMATION


Item I.   Financial Statements.

         Set forth below are the unaudited financial statements reflecting the Company's financial condition, results of operations and cash flows for the fiscal quarter ended March 31, 1996.














               [THE BALANCE OF THIS PAGE INTENTIONALLY LEFT BLANK]


                                PRISM GROUP, INC ..........................................
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                    Unaudited

                                     ASSETS

                                                                                  March 31,                December 31,
                                                                                                    1996          1995


Cash ......................................................................................  $    98,399       222,713
Accounts receivable, net ..................................................................    1,596,784     2,298,373
Inventories ...............................................................................      742,061     1,294,703
Other current assets ......................................................................      288,942       128,969
                                                                                             -----------   -----------
                                                              Total current assets ........    2,726,186     3,944,758

Equipment - At cost .......................................................................    5,628,957     5,633,543
                        Less accumulated depreciation and
                                                                      amortization ........    3,808,784     3,635,449
                                                                                             -----------   -----------
                                                                                               1,820,173     1,998,094


Goodwill, net of accumulated amortization .................................................    2,597,658     2,635,848
Other .....................................................................................       20,901        16,926
                                                                                             -----------   -----------
                                                                                             $ 7,164,918   $ 8,595,626

                      LIABILITIES AND STOCK HOLDERS' EQUITY

Note Payable ..............................................................................  $ 1,038,123   $   913,866
Current maturities of long-term obligations ...............................................      316,876       335,533
Accounts payable ..........................................................................    3,489,948     3,918,978
Accrued liabilities .......................................................................      695,228       857,250
                                                                                             -----------   -----------
         Total current liabilities ........................................................    5,540,175     6,025,627

Long-term obligations .....................................................................    1,188,984     1,261,274

Stockholders' equity (deficit):
                                                   Preferred stock, $.01 par value ........         --            --
                                    Convertible Preferred stock, $100.00 par value ........    2,573,500     2,573,500
                                                      Common stock, $.01 par value ........       78,723        78,723
                                                        Additional paid-in capital ........    5,322,744     5,322,744
                                                                  Retained deficit ........   (7,539,208)   (6,666,242)
                                                                                             -----------   -----------

                                                                                                 435,759     1,308,745

                                                                                             $ 7,164,918   $ 8,595,626



                             See accompanying notes

                                PRISM GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    Unaudited

                        Three Months Ended March 31 1995

Net sales                                           $2,736,078       $6,080,828

Cost of goods sold                                   2,617,238        4,962,524
                                                     ---------        ---------

         Gross profit                                  118,840        1,118,304

Selling, general and administrative                    869,854        1,182,661
                                                       -------        ---------

         Operating loss                               (751,014)         (64,357)


Other income (expense)

         Interest expense                             (154,632)        (155,460)
         Interest income and other                      32,679            2,092
                                                     ---------            -----


         Loss before income taxes                   $ (872,967)      $ (291,855)

         Provision (benefit) for income taxes        ----------      ----------


Net loss                                             $(872,967)       $(291,855)
                                                     ==========        =========

Loss per common and common
equivalent share                                       $(.0.89)         $(.0.61)
                                                        ======          ========




See accompanying notes

                                PRISM GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                      For the Three Months ended March 31,
                                    Unaudited


                                                           1996        1995

Cash flows from operating activities:
           Net loss                                    $(872,967)  $ (291,855)
           Adjustments  to reconcile  net loss
           to net cash provided by (used in) operating
           activities:
            Depreciation and amortization                 216,111      236,498
            Increase  (decrease) in cash from:
               Trade and other receivables                701,589    1,580,020
               Inventories and other current assets       392,669      (98,936)
               Accounts payable and accrued liabilities  (591,052)  (1,122,841)

 Net cash provided by (used in) operating activities     (153,650)     302,886
   Cash flows from investing activities:
            Capital expenditures                          ------       (47,052)
            Reduction (increase) in other assets          (3,975)        2,956

            Net cash used in investing activities         (3,975)      (44,096)

Cash flows from financing activities:
            Note payable, net                            124,257      (125,154)
            Payments on long-term obligations            (90,947)     (191,250)

   Net cash provided by (used in) financing activities    33,311      (316,404)

       Net increase (decrease) in cash                  (124,314)      (57,614)

Cash at beginning of period                              222,713       464,017
                                                         -------        -------

Cash at end of period                                    $98,399       $406,403
                                                         ========      ========

                             see accompanying notes

                                PRISM GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   Basis of Presentation
     The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the financial statement disclosures included in the Company's fiscal 1995 Annual Report on Form 10-KSB, as amended. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the full year. In the opinion of management, all adjustments necessary for a fair presentation of interim operating results are of a normal recurring nature and are reflected herein.

2.   Loss Per Share
     Net loss per share is based upon common and common equivalent shares outstanding during each period using the modified treasury method. For the three months ended March 31, 1996 and 1995, no common stock equivalents were considered to be outstanding as they would be anti-dilutive. The Company undertook an 8 to 1 reverse stock split effective April 15, 1996. The weighted average and number of common and common equivalent shares outstanding for 1996 and 1995 has been retroactively adjusted for this reverse stock split. The common and common equivalent shares outstanding, after retroactive adjustment for the split, at March 31, 1996 and March 31, 1995 were 984,057 and 482,291, respectively.

3.   Supplemental Cash Flow Information
     Interest paid during the three-month periods ended March 31, 1996 and 1995 totaled approximately $150,000 and $125,000, respectively. There were no payments for income taxes made for the three month periods ended March 31, 1996 and 1995.

4.   Inventories
     Inventories consisted of the following at March 31, 1996 and December 31, 1995:

                                    March 31,                 December 31,
                                      1996                        1995

                  Raw materials     $302,767                   $576,158
                  Work in process      7,031                      7,162
                  Finished goods     432,263                    711,383
                                     -------                    -------
                                    $742,061                 $1,294,703
                                    ========                 ==========


5.   Income Taxes
     The Company has established a valuation allowance against its deferred tax assets because it believes that some uncertainty may exist with respect to future realization of net operating loss carry forwards. The valuation allowance totaled approximately $2,210,000 and $1,821,000 at March 31, 1996 and December 31, 1995, respectively. The Company believes that the recapitalization of security holder debt described in the Company's 1995 Annual Report on Form 10-KSB, as amended, may significantly reduce the Company's ability to use its net operating loss carryforwards.

6.   Adoption of SFAS 123
     The Company adopted, effective January 1, 1996, Statement of Financial Standards 123, Accounting for Stock-Based Compensation (SFAS 123). The Company is continuing to account for employee stock options under APB 25, Accounting for Stock Issued to Employees (APB 25), and will disclose the proforma effects on net earnings and earnings per share had compensation cost for the plan been determined based on the market value of the options at the grant dates.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


Overview

As more fully described in the Company's 1995 Annual Report on Form 10-KSB, as amended, the Company consolidated its two software manufacturing operations in the third quarter of 1995 to reduce underutilized capacity and costs. In addition, beginning in the spring of 1995, the Company made a number of significant new changes in management. As part of such changes, late in the fourth quarter of 1995, the Company began adding sales and marketing personnel to its staff. As a result of such restructuring, the Company believes it has a more cost-effective and sales oriented operation. However, partly because of a general slowdown in the software publishing business and partly because the Company's ability to retain and attract customers has been adversely affected by its financial difficulties, the Company did not experience the needed increased sales in the first quarter of 1996 that are necessary to, among other things, deal with the obligations to the vendors of Microdisk Services and Software Production, Inc., as discussed below.


Net Sales


Net sales decreased 55% to $2.7 million in the first quarter of 1996 from $6.1 million in the comparable 1995 quarter. The decrease in net sales from the three month period ending March 31, 1995 is attributable primarily to the loss of a major customer in the third quarter of 1995, and generally slower sales in the software manufacturing division, reflecting in part a slowdown in software publishing, decreased sales from the Company's order processing and fulfillment services, and the May, 1995 sale of the Company's division which sold formatted and privately labeled diskettes. In addition, the Company's ability to attract and retain customers has been adversely affected by the Company's financial difficulties, which in turn adversely impacts the Company's net sales, its net income, and its ability to meet its financial obligations.

Prism's sales are affected by a number of factors, including the cyclical and unpredictable release of new products and enhancements to existing products by software publishing companies. Currently the company's primary geographic market is the Pacific Northwest which is experiencing increasing competition and price pressure as software manufacturing sales have been generally slower than normal for the first quarter. The Company's business is partly characterized by the need to produce and distribute large volumes of software products just prior to and following a new product release or upgrade to an existing product by its customers. Consequently, although the Company's business is not seasonal, sales may vary from quarter to quarter and year to year, depending on its customers, and product releases and upgrades, which are not predictable. The Company is making efforts to expand its customer base to include industries outside the software industry, but this effort has not added significantly to its revenues. In the software industry, many of the Company's contracts are awarded by a competitive bidding process in which a number of firms submit proposals in response to a customer's request for proposals. As a result of this and the other factors discussed above, management is unable to comment on the outlook for future sales.


Gross Profits


Gross profit, as a percentage of net sales, decreased to 4% in the first quarter of 1996 from 18% in the first quarter of 1995. The decrease for the three months ended March 31, 1996 from the comparable quarter in 1995 is due to a gross loss in the Company's fulfillment and distribution division and decreased gross profit in the software manufacturing division, both resulting from lower revenues.

Each of the Company's contracts are negotiated independently as to pricing and services to be provided. In order to meet the cyclical software manufacturing and delivery needs of its customers, Prism maintains a base capacity. The timing and actual performance by the Company of its services affects the Company's gross profit.

Due to increased competition, the Company expanding the number of offered services and the cyclical nature of the manufacturing and delivery needs of its customers, the Company cannot predict whether its gross profit percentage will increase, decrease or remain steady in future quarters.


Expenses


Selling, general and administrative expenses, as a percentage of net sales, increased to 32% during the first quarter of 1996 from 19% for the comparable quarter in 1995. Actual selling, general and administrative expenses decreased from $1.2 million in 1995 to $870 thousand during the first quarter of 1996. The actual expense decrease was primarily due to the Company's restructuring efforts and the sale of its formatted and private labeled diskette division.

Net interest expense decreased from $230 thousand during the first quarter of 1995 to $155 thousand for the first quarter of 1996. The decrease in interest costs is attributable primarily to reduced borrowings by Prism, in spite of significantly higher interest rates.


Net Losses


Net losses increased in the first quarter of 1996 to a loss of $873 thousand from a loss of $292 thousand in the first quarter of 1995. The increase in losses in 1996 from 1995 is due to significantly lower revenues in the 1996 period.


Liquidity and Capital Resources


Background: The Company has financed its development and operations from the sale of securities, the issuance of debt, and the sale of assets. As described in the Company's 1995 Annual Report on Form 10-KSB, as amended, in 1995, the Company (a) sold the Corporate Services Division of Microdisk Services in May,
(b) repaid lines of credit and term debt with U. S. Bank of Washington, (c) converted approximately $4.3 million in short-term indebtedness, plus $412 thousand of other obligations accounted for as equity, into preferred and common stock of the Company, and (d) acquired a new accounts receivable line of credit from CAPCO Financial Company, Inc. ("CAPCO").


Renaissance Debenture: In connection with the debt resturcturings described above, $2.5 million in debt owing by the Company to Renaissance Capital Partners II, Ltd. ("Renaissance") was converted into capital stock of the Company. With respect to the balance of the debt to Renaissance (including accrued interest), the Company issued a new 12% Convertible Debenture with a principal amount of $1,288,516. The unpaid balance of this debenture is convertible into shares of the Company's common stock at a rate of $4.00 per share, as adjusted for the 8 to 1 reverse stock split undertaken by the Company effective April 15, 1996. This conversion rate is subject to adjustment if the Company issues common stock or rights thereto at a price less than $4.00 per share.

On January 1, 1996, the Company began principal payments to Renaissance on the debenture. However, the Company is in default of certain covenants of the debenture. Renaissance has granted a waiver of these defaults through December 31, 1996 in exchange for a four warrant warrant to purchase 12,500 shares of the Company's common stock at $4.00 per share



CAPCO: On December 31, 1995, the Company executed new line of credit agreements with CAPCO that extend until December 31, 1996. The lines of credit are for $3.5 million for Prism Software Production, L.L.C. ("PSP") and $500 thousand for Prism Direct, Inc. ("PDI"). The monthly rate of interest under both lines is 2.7% (32.4% annually) on the first $1.5 million outstanding. This rate represents a significant increase in the Company's historical cost of borrowing, which, in future periods, can be expected to increase interest expense. As of March 29, 1996, the balance of the combined CAPCO lines was $1,142,729. This balance does not account for payments of approximately $104 thousand received, but not credited to the line by that date. Unlike prior lines of credit, the CAPCO lines provide financing only against the Company's accounts receivable, not its inventory.

The Company has been to date unable to arrange a new line of credit that would reduce its interest expense and provide it with greater availability.

General; Trade Debt and Other Matters: As of March 31, 1996, the Company had limited cash available and was relying on, among other things, the CAPCO lines of credit.

As of March 31, 1996 and December 31,1995, the Company and its subsidiaries had approximately $1 million and $1.7 million, respectively, of accounts payable that were current; $743 thousand and $483 thousand, respectively, extended to between 31 and 60 days; and approximately $1.7 million and $1.5 million, respectively, extended over 61 days. The level of extended accounts payable results in part from the decision by the Company to manage closely both its cash resources and accounts payable. As a result of such decision, a number of trade creditors are experiencing significant delays in payment. Some vendors have required the Company to pay cash upon delivery, although to date, the Company has not failed to meet a delivery commitment due to supply problems with its vendors. The Company however believes that the delays in paying suppliers has made it more difficult to attract new customers.

The Company has received demand letters from certain vendors requesting immediate payment of amounts owing to them, aggregating approximately $1.6 million. Many of these initiated lawsuits. One such vendor threatened to challenge the formation of PSP. The Company believes that the formation of PSP complied with applicable law and was a practical method for eventual payment of vendors of SPI and Microdisk Services, the entities whose operations were consolidated in connection with the formation of PSP. Many of the lawsuits and demands, representing about 63% of the claims, have been settled with the vendors agreeing to payment over a period of time; the promised level of payments was based on Company expectations of future sales, which were not realized in the first quarter of 1996. If the Company is unable to continue making the required payments, the Company can expect further legal action. Under a bulk of the settlements of the lawsuits, the Company has stipulated to judgments that can be entered and executed upon if agreed upon payments have not been made, after in most cases notice and an opportunity to cure.

The Company is considering various alternatives, including the raising of equity capital and a sale of assets. In addition, the Company is seeking a new, more beneficial line of credit. However, there can be no assurance that the Company will be successful in such efforts or that a sale of assets would generate sufficient funds to satisfy indebtedness and vendors. If the Company is unable to quickly raise sufficient equity capital, arrange a sale of assets, or generate enough additional sales and income in connection with renegotiated arrangements that would satisfy vendors, one or more of the Company's subsidiaries, or the Company itself, could be subject to involuntary bankruptcy proceedings or the Company could commence such proceedings. In addition, in order to consummate a sale of assets, the Company may need to consider a sale through bankruptcy proceedings.

                           PART II - OTHER INFORMATION


Item 1.         Legal Proceedings.

In 1995, the Company received notice from Sony claiming that the Company would be infringing on Sony's patent for 3 1/2" floppy diskettes, if the Company purchased diskettes from manufacturers not licensed by Sony. The Company is still evaluating the claim, but has discovered that one of its vendors for diskettes is unlicensed. However that vendor is in negotiations with Sony and the Company has communicated the circumstances to Sony counsel. Because the negotiations are ongoing, the Company has requested several weeks of forbearance from Sony while the vendor and Sony continue to negotiate a licensing agreement. The Company has also communicated its expectation to the vendor that this matter be resolved promptly.

Beginning in the fall of 1995, a number of lawsuits were brought by vendors to Microdisk Services (MDS), Software Production, Inc. (SPI) and Prism Software Productions (PSP), claiming a total of approximately $767 thousand. These lawsuits were brought in courts in the Seattle area. Approximately 62% of the claims the subject of lawsuits (about $474 thousand in claims) have been resolved through settlements in which the Company agrees to make payments over time, all as further discussed in the Management's Discussion and Analysis. In addition, as discussed in the Management's Discussion and Analysis, the Company has received demand letters from a number of other vendors, but litigation has not yet ensued.

Item 2.         Changes in Securities.

          The Company's stock is listed on the NASDAQ Small Cap Market. The trading market for the Company's common stock could be characterized as volatile and from time to time of low volume. Under NASDAQ listing rules, to remain listed, the Company must maintain a minimum bid price of $1 per share (together with other applicable requirements, including $1 million in capital and surplus and $2 million in assets) or, as an alternative, if the bid price is less than $1 per share, the Company must maintain capital and surplus of $2,000,000 and a market value of public float of $1,000,000. In 1995, the Company was subject to delisting proceedings by NASDAQ but averted delisting by converting much of its debt to equity. Because the Company's stock traded at less than $1 per share during much of the fourth quarter of 1995 and the Company's capital and surplus were less than $2,000,000, the Company has once again been subject to delisting proceedings. On March 28, 1996, NASDAQ advised the Company that it would be delisted on April 12, 1996. The Company has appealed the NASDAQ decision. As part of that appeal strategy, the Company undertook an 8 to 1 reverse stock split, effective April 15, 1996. Through May 10, 1996, the stock has generally traded in excess of $2 per share, but the Company's capital and surplus has recently gone below $1 million. A hearing before NASDAQ will be held on May 14, 1996.

Item 3.         Defaults Upon Senior Securities.

On June 30, 1995 the Company issued 25,735 shares of Series A Convertible Preferred Stock with a par value of $100.00 per share. The holders of the Series A Stock are entitled to a 4% cumulative dividend and certain liquidation and redemption preferences. In addition, in the event that the Company for any two consecutive quarters fails to declare and pay the cumulative dividends, such holders shall have the right to vote as a class to elect directors to two new director positions, that the Company is then obligated to create. The Company has determined that it would not be prudent to pay dividends while it has non-current obligations in light of provisions of law that prohibit the payment of dividends by a corporation, if after giving affect to the dividend, the corporation would not be able to pay debts as they come due in the usual course of business. Accordingly, dividends for the quarters ended September 30 and December 31, 1995 and March 31, 1996, totaling $77,205, have not been declared or paid by the Company.

The Company  has delayed  making a  principal  and  interest  payment on the 12%
Convertible Debenture of $25,325.18 to Renaissance Capital Partners II, Ltd., which was due on May 10, 1996.

Item 4.         Submission of Matters to a Vote of Security Holders.

         Not Applicable

Item 5.         Other Information

         Not Applicable

Item 6.         Exhibits and Reports on Form 8-K.

         Not Applicable

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                PRISM GROUP, INC.


May 14, 1996                                 By       /s/ K.C. Aly
Date                                               K.C. Aly
                                                 Chief Executive Officer



May 14, 1996                                 By       /s/ N.M. (Joe) Morris
- ------------                                          ---------------------
Date                                                 N.M. (Joe)
                                          President and Chief Operating Officer