Form 10QSB
period 1996-06-30
PRISM GROUP INC /FL/
filed 1996-08-21
CIK 856981

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

[   ]    TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 1996           Commission File No. 0-19987

                              PRISM GROUP INC.

            (Exact name of small business issuer as specified in its charter)

                  Florida                           65-0143407
(State or other jurisdiction of I.R.S.        (IRS Employer Identification No.)
incorporation or organization Number)

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes__No__

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 984,057

Transitional Small Business Disclosure Format (check one);
Yes__ No  X

                         1 of a Total of 17 Pages




                     PART I - FINANCIAL INFORMATION


ITEM I.   Financial Statements

Set forth below are the unaudited financial statements reflecting the Company's financial condition as of June 30,1996, results of operations for the three and six-month periods ended June 30, 1996, and cash flows for the six-month period ended June 30, 1996.













            [THE BALANCE OF THIS PAGE INTENTIONALLY LEFT BLANK]
























                                    PRISM GROUP, INC.
                          CONDENSED CONSOLIDATED BALANCE SHEETS
                                       (Unaudited)

                                         ASSETS
                                                    June 30,           December 31,    (1)
                                                      1996                 1995

Cash                                           $              756     $        222,713
Accounts Receivable, net                                1,496,379            2,298,373
Inventories                                               832,027            1,294,703
Other current assets                                      565,157              128,969
                                                ------------------  -------------------
            Total Current Assets                        2,894,318            3,944,758

Equipment - At Cost                                     5,630,457            5,633,543
         Less accumulated depreciation and
         amortization                                 (3,976,516)          (3,635,449)
                                                ------------------  -------------------
                                                        1,653,941            1,998,094


Goodwill, net of accumulated amortization               2,559,468            2,635,848
Other                                                      23,901               16,926
                                                ------------------  -------------------
                                                  $     7,131,627      $     8,595,626
                                                ==================  ===================

              LIABILITIES AND STOCK HOLDERS' EQUITY

Note payable                                      $     1,233,637     $        913,866
Bank Overdraft                                                        $        254,427
Current maturities of long-term obligations               387,794              335,533
Accounts payable                                        3,929,910            3,664,551
Put option obligations                                          -                    0
Accrued liabilities                                       658,471              857,250
                                                ------------------  -------------------
            Total Current Liabilities                   6,209,813            6,025,627

Long-term obligations                                   1,118,476            1,261,274
Minority interest in subsidiary                                 0                    0
Deferred income taxes                                           0                    0

Stockholders' Equity (Deficit)
       Preferred stock, $100.00 par value               2,573,500            2,573,500
       Common stock, $.01 par value                        78,723               78,723
       Additional paid-in capital                       5,322,744            5,322,744
       Retained earnings (deficit)                    (8,171,630)          (6,666,242)
                                                ------------------  -------------------

                                                        (196,663)            1,308,725
                                                ------------------  -------------------

                                                  $     7,131,627      $     8,595,626
                                                ==================  ===================

   (1) Derived from audited financial statements

                                 See accompanying notes





                                                                  PRISM GROUP, INC.
                                                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                     (Unaudited)

                                                                     Three Months Ended                  Six Months Ended

                                                                           June 30,                            June 30,

                                                                    1996             1995                 1996             1995
        Net sales                                             $  2,821,848     $   5,836,738       $   5,557,926     $ 11,917,566
        Cost of goods sold                                       2,392,681         4,734,478           5,009,919        9,697,002
                                                           ----------------------------------   ----------------------------------
        Gross profit                                               429,168         1,102,260             548,008        2,220,564

        Selling, general and administrative                        845,475         1,182,662           1,715,329        2,365,323
                                                           ----------------------------------   ----------------------------------

        Operating loss                                            (416,307)          (80,402)         (1,167,321)        (144,759)

        Other Income (Expense):
             Interest expense                                     (184,213)         (258,582)           (338,845)        (498,972)
             Interest income and other                             (31,920)             2,140                 759            4,232
             Gain on sale of assets                                       -           903,593                   -          903,593
                                                            ----------------------------------   ----------------------------------

        Earnings (loss) before income taxes and
              minority interest                                   (632,440)           566,749         (1,505,407)          264,094

        Income tax benefit                                               -                 -                   -                -
                                                            ----------------------------------   ----------------------------------

        Earnings (loss) before minority interest                  (632,440)           566,749         (1,505,407)          264,094

        Minority interest in net earnings (loss)                         -                 -                   -                -
                                                            ----------------------------------   ----------------------------------
        Net earnings (loss)                                  $    (632,440)     $     566,749      $  (1,505,407)    $     264,094
                                                            ==================================   ==================================

        Earnings (loss) per common
        and common equivalent share                                  (0.64)              0.07              (1.53)             0.03
                                                            ==================================   ==================================


                                                                See accompanying notes





                                              PRISM GROUP, INC.
                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                                 (Unaudited)
                                                                              For the six months ended
                                                                           June 30,               June 30,
                                                                             1996                   1995
Cash flows from operating activities:
Net earnings (loss)                                                      $  (1,505,407)          $     264,094
Adjustments to reconcile  net earnings  (loss) to net cash provided by (used in)
         operating activities:
Depreciation and amortization                                                   417,447                347,853
Increase (decrease) in cash from:
         Trade and other receivables                                            801,994              2,034,143
         Inventories and other current assets                                    26,488                630,720
         Accounts payable and accrued expenses                                   66,580            (2,179,155)
                                                                       -----------------      -----------------

         Net cash provided by (used in) operating activities                  (192,897)              1,097,655


Cash flows from investing activities:
         Asset disposition (acquisition)                                          3,086                231,283
         Reduction in other assets                                              (6,975)                 50,526
                                                                       -----------------      -----------------

         Net cash provided by (used in) investing activities                    (3,889)                281,809

Cash flows from financing activities:
         Net borrowings (reductions) under short-term loans                     319,771              (702,892)
         Net borrowings (reductions) under long-term obligations               (90,536)              (825,631)
         Principal payments on long-term obligations                                  -                      0
         Common stock subscriptions                                                   -                      0
         Proceeds from stock option exercises                                         -                      0
                                                                       -----------------      -----------------

         Net cash provided by (used in) financing activities                    229,235            (1,528,523)

            Net (decrease) increase in cash                                      32,450              (149,059)

Cash at beginning of period                                                    (31,714)                464,017
                                                                       -----------------      -----------------

Cash at end of period                                                                 $          $     314,958
                                                                                    736
                                                                       =================      =================







                              PRISM GROUP, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)



1. Basis of Presentation The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the financial statement disclosures included in the Company's fiscal 1995 Annual Report on Form 10-KSB. Operating results for the three and six-month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the full year. In the opinion of management, all adjustments necessary for a fair presentation of interim operating results are of a normal recurring nature and are reflected herein. See form 8K dated August 14, 1996 for pro forma changes to the financial statements after June 30, 1996.

2. Earnings (Loss) Per Share Net earnings (loss) per share was calculated based upon common and common equivalent shares outstanding during each period using the modified treasury method. For the periods ended June 30, 1996 and 1995, no common stock equivalents were considered to be outstanding as they would be anti-dilutive. The Company undertook an 8 to 1 reverse stock splite ffective April 15, 1996. The weighted average and number of common and common equivalent shares outstanding for 1996 and 1995 has been retroactively adjusted for this reverse split. The common and common equivalent shares outstanding, after retroactive adjustment for the split, at June 30, 1996 and June 30, 1995 were 984,057 for both periods.

3. Supplemental Cash Flow Information Interest paid during the six-month periods ended June 30, 1996 and 1995 totaled approximately $212,000 and $210,000, respectively. There were no payments for income taxes made for the six-month periods ended June 30, 1996 and 1995.

4. Inventories Inventories consisted of the following at June 30, 1996 and December 31, 1995:

                                      June 30,                 December 31,
                                        1996                       1995

    Raw materials                     $399,351                   $576,158
    Work in process                      1,270                      7,162
    Finished goods                     431,406                    711,383
                                      $832,027                 $1,294,703





On July 30, 1996, most of PSP's inventory and some equipment were sold to a competitor, PAC Services, Inc. ("PAC"), pursuant to CAPCO's foreclosure rights under Article 9 of the Uniform Commercial Code. PSP has ceased business operations and, in fact, is as is the rest of the Company, precluded by the terms of the sale from competing with the purchaser. After liquidation of assets not transferred to PAC and after satisfaction from the PAC sale proceeds of CAPCO's indebtedness from PSP, which totaled $924,477, PSP will have remaining funds for repayment to unsecured creditors. These funds will be insufficient to pay creditors in full.

PAC paid $823,781 in cash at closing for the assets and related non-competes and covenants and in addition, will pay up to an additional $249,000 by December 31, 1997 if sales from PSP customers transferred over to PAC exceed certain thresholds.

Following this sale of PSP assets and subsequent liquidation of other PSP assets, the only remaining business unit of the Company, and its only significant asset, is Prism Direct, Inc. ("PDI"), which is engaged in order processing and fulfillment services in the software publishing field and which has its own line of credit with CAPCO. In connection with the sale of PSP assets to PAC, PDI entered into an agreement with PAC pursuant to which PDI licensed certain of its technology to PAC, and PDI agreed to give PAC certain rights to its technology if it goes out of business and rights of first refusal in the event of certain dispositions of PDI's business.

The Company is currently evaluating PDI and its prospects and is considering a variety of alternatives with respect to PDI, primarily involving its sale or disposition in connection with a liquidation of the Company. The Company believes that the infusion of additional capital, within a very short time period, is essential to continued PDI operations. The Company itself has significant liabilities in respect of obligations to certain creditors of MDS and SPI, as well to its own creditors, and those liabilities will make difficult, if not impossible, any Company effort to raise capital for PDI. The Company does not believe that PDI, on an on-going basis or upon its sale, would gererate sufficient cash or value to satisify the Company's liabilities. As a result of the liabilities of the Company, and in connection with the liquidation of the remaining assets of PSP and any possible sale or other arrangement with PDI, one or more of the Company's subsidiaries, or the Company itself, could be subject to involuntary bankruptcy proceedings or the Company could commence a voluntary proceeding.





Item 2.  Management Discussion and Analysis

Overview

As more fully described in the Company's 1995 Annual Report on Form 10-KSB, as amended, the Company consolidated its two software manufacturing operations in the third quarter of 1995 to reduce underutilized capacity and costs. However, partly because of a general slowdown in the software publishing business and partly because the Company's ability to retain and attract customers has been adversely affected by its financial difficulties, this new entity, Prism Software Production, L.L.C. ("PSP"), did not experience the needed increased sales in the first or second quarter of 1996 that are necessary to, among other things, deal with the obligations to its vendors or the vendors of Microdisk Services and Software Production, Inc..

On July 30, 1996, most of PSP's inventory and some equipment were sold to a competitor, PAC Services, Inc. ("PAC"), pursuant to CAPCO's foreclosure rights under Article 9 of the Uniform Commercial Code. PSP has ceased business operations and, in fact, is precluded by the terms of the sale from competing with the purchaser. After liquidition of assets not transferred to PAC and after satisfaction from the PAC sale proceeds of CAPCO's indebtedness from PSP, which totaled $924,477, PSP will have remaining funds for repayment to unsecured creditors. These funds will be insufficient to pay creditors in full.

PAC paid $823,781 in cash at closing for the assets and related non-competes and covenants and in addition, will pay up to an additional $249,000 by December 31, 1997 if sales from PSP customers transferred over to PAC exceed certain thresholds.

Following this sale of PSP assets and subsequent liquidation of other PSP assets, the only remaining business unit of the Company, and its only significant asset, is Prism Direct, Inc. ("PDI"), which is engaged in order processing and fulfillment services in the software publishing field and which has its own line of credit with CAPCO. In connection with the sale of PSP assets to PAC, PDI entered into an agreement with PAC pursuant to which PDI licensed certain of its technology to PAC, and PDI agreed to give PAC certain rights to its technology if it goes out of business and rights of first refusal in the event of certain dispositions of PDI's business.

The Company is currently evaluating PDI and its prospects and is considering a variety of alternatives with respect to PDI, primarily involving its sale or disposition in connection with a liquidation of the Company. The Company believes that the infusion of additional capital, within a very short time period, is essential to continued PDI operations. The Company itself has significant liabilities in respect of obligations to certain creditors of MDS and SPI, as well to its own creditors, and those liabilities will make difficult, if not impossible, any Company effort to raise capital for PDI. The Company does not believe that PDI, on an on-going basis or upon its sale, would gererate sufficient cash or value to satisify the Company's liabilities. As a result of the liabilities of the Company, and in connection with the liquidation of the remaining assets of PSP and any possible sale or other arrangement with PDI, one or more of the Company's subsidiaries, or the Company itself, could be subject to involuntary bankruptcy proceedings or the Company could commence a voluntary proceeding.

Net Sales

Net sales decreased 48% to $2.8 million in the second quarter of 1996 from $5.8 million in the comparable 1995 quarter. For the six-months ended June 30, 1996, net sales decreased 47% to $5.6 million from $11.9 million for the comparable period in 1995.

The Company's sales reductions were due primarily to lower than expected revenues by the software manufacturing subsidiary. Reasons for that decline have been discussed in previous filings, including the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1996.

Gross Profits

Gross profit as a percentage of net sales decreased to 12% in the second quarter of 1996 from 19% in the second quarter of 1995. For the six-months ended June 30, 1996, gross profit, as a percentage of net sales, decreased to 10% from 19% during the comparable period in 1995. These results are due primarily to lower than expected revenues at the Company's software manufacturing subsidiary. Expenses

Selling, general and administrative expenses, as a percentage of net sales, increased to 30% during the second quarter of 1996 from 20% for the comparable quarter in 1995. For the six-month period ending June 30, 1996, selling, general and administrative expenses increased to 31% of net sales from 20% in 1995. Actual selling, general and administrative expenses were reduced $600 thousand (27%) for the six month period ending June 30, 1996 compared to the same period in 1995.

Interest expense decreased from $258 thousand during the second quarter of 1995 to $184 thousand for the second quarter of 1996 and from $499 thousand during the six-months ended June 30, 1995 to $339 thousand for the comparable period in 1996. The decreased interest expenses is primarily due to reduced borrowings, despite an increased interest rate.

Net Losses

Net losses increased in the second quarter of 1996 to a loss of $632 thousand from a gain of $567 thousand in the second quarter of 1995 and losses totaling $1,505 thousand for the six month period ending June 30, 1996 from earnings of $264 thousand for the comparable period of 1995. The losses in 1996 are due primarily to significantly lower revenues in the software manufacturing subsidiary and the gains in 1995 were due primarily to the sale of the Company's Corporate Services Division in May of that year.

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

On January 1, 1996, the Company began principal payments to Renaissance on the debenture. However, the Company is in default of certain covenants of the debenture and is now in payment default as well. Renaissance has granted a waiver of the covenant defaults through December 31, 1996 in exchange for a four year warrant to purchase 12,500 shares of the Company's common stock at $4.00 per share. No waiver has been negotiated for the payment default and non has been suggested by Renaissance.

CAPCO: On December 31, 1995, the Company executed new line of credit agreements with CAPCO that extended until December 31, 1996. The lines of credit were for $3.5 million for Prism Software Production, L.L.C. ("PSP") and $500 thousand for Prism Direct, Inc. ("PDI"). The monthly rate of interest under both lines is 2.7% (32.4% annually) on the first $1.5 million outstanding. This rate represents a significant increase in the Company's historical cost of borrowing. As of June 30, 1996, the balance of the combined CAPCO lines was $1,233,637. The $3.5 million line of credit for PSP was paid off in conjunction with the sale of some assets of PSP to PAC Services, Inc. on July 30, 1996. The amount of the PSP line that was paid off was, as of June 30, 1996, $1,004,598.

The Company has been unable to arrange a new line of credit that would reduce its interest expense and provide it with greater availability.

General; Trade Debt and Other Matters: As of June 30, 1996, the Company had limited cash available and was relying on, among other things, the CAPCO lines of credit.

As of June 30, 1996 and December 31,1995, the Company and its subsidiaries had approximately $1.3 million and $1.7 million, respectively, of accounts payable that were current; $374 thousand and $483 thousand, respectively, extended to between 31 and 60 days; and approximately $2.4 million and $1.5 million, respectively, extended over 61 days. The level of extended accounts payable results in part from the decision by the Company to manage closely both its cash resources and accounts payable. As a result of such decision, a number of trade creditors have experienced significant delays in payment. Some vendors have required the Company to pay cash upon delivery. The Company however believes that the delays in paying suppliers made it more difficult to attract new customers.

The Company has received demand letters from certain vendors requesting immediate payment of amounts owing to them, aggregating approximately $1.9 million. Many of these initiated lawsuits and new lawsuits continue to be filed. One such vendor threatened to challenge the formation of PSP. The Company believes that the formation of PSP complied with applicable law and was a practical method for eventual payment of vendors of SPI and Microdisk Services, the entities whose operations were consolidated in connection with the formation of PSP. Many of the lawsuits and demands, representing about $774 thousand in claims, were settled with the vendors agreeing to payment over a period of time; the promised level of payments was based on Company expectations of future sales, which were not realized in the first or second quarters of 1996. Particularly in light of the recent sale of PSP assets (discussed below), the Company will be unable to continue making the required payments and indeed, the Company has been in default on almost all of these settlement agreements. Under a bulk of the settlements of the lawsuits, the Company has stipulated to judgments that can be entered and executed upon if agreed upon payments have not been made, after in most cases notice and an opportunity to cure. Certain creditors have commenced such actions.

On July 30, 1996, most of PSP's inventory and some equipment were sold to a competitor, PAC Services, Inc. ("PAC"), pursuant to CAPCO's foreclosure rights under Article 9 of the Uniform Commercial Code. PSP has ceased business operations and, in fact, is as is the rest of the Company, precluded by the terms of the sale from competing with the purchaser. After liquidation of assets not transferred to PAC and after satisfaction from the PAC sale proceeds of CAPCO's indebtedness from PSP, which totaled $924,477, PSP will have remaining funds for repayment to unsecured creditors. These funds will be insufficient to pay creditors in full.

PAC paid $823,781 in cash at closing for the assets and related non-competes and covenants and in addition, will pay up to an additional $249,000 by December 31, 1997 if sales from PSP customers transferred over to PAC exceed certain thresholds.

Following this sale of PSP assets and subsequent liquidation of other PSP assets, the only remaining business unit of the Company, and its only significant asset, is Prism Direct, Inc. ("PDI"), which is engaged in order processing and fulfillment services in the software publishing field and which has its own line of credit with CAPCO. In connection with the sale of PSP assets to PAC, PDI entered into an agreement with PAC pursuant to which PDI licensed certain of its technology to PAC, and PDI agreed to give PAC certain rights to its technology if it goes out of business and rights of first refusal in the event of certain dispositions of PDI's business.

The Company is currently evaluating PDI and its prospects and is considering a variety of alternatives with respect to PDI, primarily involving its sale or disposition in connection with a liquidation of the Company. The Company believes that the infusion of additional capital, within a very short time period, is essential to continued PDI operations. The Company itself has significant liabilities in respect of obligations to certain creditors of MDS and SPI, as well to its own creditors, and those liabilities will make difficult, if not impossible, any Company effort to raise capital for PDI. The Company does not believe that PDI, on an on-going basis or upon itssale, would gererate sufficient cash or value to satisify the Company's liabilities. As a result of the liabilities of the Company, and in connection with the liquidation of the remaining assets of PSP and any possible sale or other arrangement with PDI, one or more of the Company's subsidiaries, or the Company itself, could be subject to involuntary bankruptcy proceedings or the Company could commence a voluntary proceeding.




                          PART II - OTHER INFORMATION


Item 1.         Legal Proceedings.

In 1995, the Company received notice from Sony claiming that the Company would be infringing on Sony's patent for 3 1/2" floppy diskettes, if the Company purchased diskettes from manufacturers not licensed by Sony. The Company is still evaluating the claim, but has discovered that one of its vendors for diskettes is unlicensed. However that vendor is in negotiations with Sony and the Company has communicated the circumstances to Sony counsel. Because the negotiations are ongoing, the Company requested several weeks of forbearance from Sony while the vendor and Sony continued to negotiate a licensing agreement. The Company also communicated its expectation to the vendor that this matter be resolved promptly. The Company subsequently ceased buying diskettes from this manufacturer.

Beginning in the fall of 1995, a number of lawsuits were brought by vendors to Microdisk Services (MDS), Software Production, Inc. (SPI) and Prism Software Productions, L.L.C. (PSP), claiming a total of approximately $1.3 million. These lawsuits were brought in courts in the Seattle area. Approximately $774 thousand in claimswere resolved through settlements in which the Company agreed to make payments over time, all as further discussed in the Management's Discussion and Analysis. Because the Company is not making required payments, litigation to enforce the settlements has been and can be expected to continue to be initiated, as noted in the Management's Discussion and Analysis. In addition, as discussed in the Management's Discussion and Analysis, the Company has received demand letters from a number of other vendors and new lawsuits continue to be filed.

Item 2.         Changes in Securities.

The Company's stock was listed on the NASDAQ Small Cap Market. The past trading market for the Company's common stock could be characterized as volatile and from time to time of low volume. Under NASDAQ listing rules, to remain listed, the Company must maintain a minimum bid price of $1 per share (together with other applicable requirements, including $1 million in capital and surplus and $2 million in assets) or, as an alternative, if the bid price is less than $1 per share, the Company must maintain capital and surplus of $2,000,000 and a market value of public float of $1,000,000. In 1995, the Company was subject to delisting proceedings by NASDAQ but averted delisting by converting much of its debt to equity. Because the Company's stock traded at less than $1 per share during much of the fourth quarter of 1995 and the Company's capital and surplus were less than $2,000,000, the Company was once again subject to delisting proceedings. On March 28, 1996, NASDAQ advised the Company that it would be delisted on April 12, 1996. The Company appealed the NASDAQ decision. As part of that appeal strategy, the Company undertook an 8 to 1 reverse stock split, effective April 15, 1996. After a hearing before NASDAQ on May 14, 1996 the Company was told it would have to maintain capital and surplus of $2,000,000 in order to remain listed after June 14, 1996. The Company was unable to meet this requirement and was delisted as of that date. The Company's stock is now posted on the pink sheet under the symbol PRSM. There is very limited trading in the stock.




Item 3.         Defaults Upon Senior Securities.

On June 30, 1995 the Company issued 25,735 shares of Series A Convertible Preferred Stock with a par value of $100.00 per share. The holders of the Series A Stock are entitled to a 4% cumulative dividend and certain liquidation and redemption preferences. In addition, in the event that the Company for any two consecutive quarters fails to declare and pay the cumulative dividends, such holders shall have the right to vote as a class to elect directors to two new director positions, that the Company is then obligated to create. The Company has determined that it would not be prudent to pay dividends while it has non-current obligations in light of provisions of law that prohibit the payment of dividends by a corporation, if after giving affect to the dividend, the corporation would not be able to pay debts as they come due in the usual course of business. Accordingly, dividends for the quarters ended September 30 and December 31, 1995, and March 31 and June 30, 1996 totaling $102,940, have not been declared or paid by the Company and the Company does not expect to make such dividend payments in the future.

The Company has failed to make principal and interest payments on the 12% Convertible Debenture of $25,325.18 per month to Renaissance Capital Partners II, Ltd., since the payment due on May 10, 1996 and does not expect to resume such payments.

Item 4.         Submission of Matters to a Vote of Security Holders.

         Not Applicable

Item 5.         Other Information

         Not Applicable

Item 6.         Exhibits and Reports on Form 8-K.

         (b)  Reports on Form 8K
(1) The Company filed a Current Report on Form 8K, dated August 14, 1996 announcing the foreclosure and sale of some of the assets of Prism Software Production, L.L.C., Company's software manufacturing subsidiary.


















                            SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         PRISM GROUP, INC.


August 19, 1996                    By   /s/ K.C. Aly
Date                                        K.C. Aly
                                            Chief Executive Officer



August 19, 1996                    By    /s/ N. M. Morris
Date                                         N. M. Morris
                                             President